Form 10-Q
period 2008-07-31
10-4 CORP
filed 2008-09-22
CIK 1437719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-152097

10-4 CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2735 Cuvillier
Montreal, Quebec
Canada H1W 3A9
(Address of principal executive offices, including zip code.)

514-830-8494
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  30,000,000 as of September 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

10-4 Corporation
(A Development Stage Company)

July 31, 2008

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

10-4 Corporation
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
	July 31,	January 31,
	2008	2008
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	3,207	3,357

Total Current Assets	3,207	3,357

Deferred Costs (Note 2(g))	-	20,000

Total Assets	3,207	23,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	33,657	–
Accrued Liabilities	400	1,735
Due to related parties (Note 3(a))	27,016	27,021

Total Liabilities	61,073	28,756

Contingencies (Note 1)

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value of $0.00001;
No shares issued and outstanding	–	–

Common Stock, 100,000,000 shares authorized, par value of $0.00001;
30,000,000 shares issued and outstanding	300	300

Additional Paid-in Capital	2,700	2,700

Donated Capital (Note 3(b))	17,250	12,750

Deficit Accumulated During the Development Stage	(78,116)	(21,149)

Total Stockholders’ Deficit	(57,866)	(5,399)

Total Liabilities and Stockholders’ Deficit	3,207	23,357

(The Accompanying Notes are an Integral Part of the Financial Statements)

10-4 Corporation
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From	For the	For the	For the	For the
	August 29, 2006	Three Month	Three Month	Six Month	Six Month
	(Date of Inception)	Period Ended	Period Ended	Period Ended	Period Ended
	To July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative	17,633	2,153	2,130	4,436	4,230
Professional fees	60,483	47,405	2,200	52,531	3,525

Total Expenses	78,116	49,558	4,330	56,967	7,755

Net Loss	(78,116)	(49,558)	(4,330)	(56,967)	(7,755)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		30,000,000	30,000,000	30,000,000	30,000,000

(The Accompanying Notes are an Integral Part of the Financial Statements)

10-4 Corporation
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)
	Accumulated from	For the	For the
	August 29, 2006	Six Month	Six Month
	(Date of Inception)	Period Ended	Period Ended
	To July 31,	July 31,	July 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(78,116)	(56,967)	(7,755)

Adjustments to reconcile net loss to net cash used in
operating activities

Donated rent and services	17,250	4,500	4,500

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	54,057	52,322	2,200
Due to related parties	7,016	(5)	1,342

Net Cash Provided by (Used in) Operating Activities	207	(150)	287

Financing Activities

Proceeds from issuance of shares	3,000	–	–

Net Cash Provided by Financing Activities	3,000	–	–

Increase (Decrease) In Cash	3,207	(150)	287

Cash - Beginning of Period	–	3,357	2,902

Cash - End of Period	3,207	3,207	3,189

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of the Financial Statements)

10-4 Corporation
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada, U.S.A. on August 29, 2006. The Company intends to engage in the business of marketing and supplying internet monitoring and surveillance security consulting services and selling complementary software products. Its services and products will be targeted to small business, schools, local governments and individual consumers.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. In a development stage company, management devotes most of its activities to developing a market for its products and services. The Company has not yet generated any revenues to date. Planned principal activities have not yet begun. As at July 31, 2008, the Company has not recognized any revenue, has a working capital deficit of $57,866 and has accumulated operating losses of $78,116 since its inception. The Company expects to fund itself in the next twelve months by the sale of common shares. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue and profitable operations. There is no guarantee that the Company will be able to raise any equity financing or generate significant revenue or profitable operations. There is substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

The Company filed an S-1 Registration Statement with the United States Securities and Exchange Commission (“SEC”) that was declared effective on July 11, 2008 to register a minimum of 1,000,000 units and a maximum of 4,000,000 units at $0.10 per unit for minimum gross proceeds of $100,000 and maximum gross proceeds of $400,000. Each unit will consist of one share of common stock and one Series A share purchase warrant. Each Series A share purchase warrant will entitle the holder to acquire an additional share of common stock at $0.25 per share with an expiry period of two years. To date the Company has not issued any series A share purchase warrants.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation and Year End

These financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is January 31.

	(b)	Interim Financial Statements

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	(c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

10-4 Corporation
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(e)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

	(f)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(g)	Deferred Offering Costs

The Company defers costs associated with the offering of shares from treasury. These costs will be netted against proceeds from related share issuances. As at July 31, 2008, the Company has expensed $35,000 in legal costs due to the Form S-1 Registration being declared effective by the SEC and the uncertainty of related share issuances.

	(h)	Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	(i)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue will consist of consulting services and licensing and will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed or products shipped, and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as unearned revenue. This policy is prospective in nature as the Company has not yet generated any revenues since inception.

	(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

10-4 Corporation
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

10-4 Corporation
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2008
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(l) Recently Adopted Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

3.	Related Party Transactions

(a)

At July 31, 2008, the Company is indebted to the President of the Company for $27,016 (January 31, 2008 - $27,021) representing expenditures paid on behalf of the Company. The amount due is non-interest bearing, unsecured and due on demand.

(b)

During the six month period ended July 31, 2008, the Company recognized $3,000 (2007 - $3,000) for donated services at $500 per month and $1,500 for donated rent (2007 - $1,500) at $250 per month provided by the President of the Company.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until we establish our service offering, complete the development of our Website, source out suppliers for products to sell and source out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

     To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

     If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Milestones

     Upon completion of our public offering which may last up to 270 days, our goal is to begin our operations and to become a profitable company providing clients Internet monitoring and consulting security services and related software products. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

     We expect that funds raised from our public offering will pay for our anticipated expenses for the 12-month period following the completion of our public offering. Assuming that we raise the maximum proceeds of $400,000 from our public offering, we anticipate incurring the following expenses: Offering expenses $(50,000); debt repayment $(7,019); computer equipment lease and/or purchase $(35,000); marketing $(80,000) which is expected to include advertising, travel, trade show expenses, marketing material, and the development of our Website and its maintenance; employee wages $(196,000); rent $(18,000); and, working capital $(13,981) which is expected to include accounting and legal fees unrelated to our public offering, utilities, and general and administrative. Our business objectives include the following:

     After completing the offering, we will immediately begin to establish our office and acquire equipment, hire the personnel we need to begin operations, establish our marketing plans and begin the development of our Website. The funds that we expect to allocate initially on equipment and personnel will depend on the funds we raise from our public offering.

     Specifically, if we raise a maximum of $400,000, we anticipate hiring four individuals to provide consulting services along with Mr. Marc Gagnon, our president, and one secretary/bookkeeper and, consequently, we would require additional office space. If we only raise a minimum of $100,000, then we do not anticipate hiring any employees and we would still have sufficient space to work from our current premises. If we raise $200,000, then we would expect to hire at least one full-time employee and, consequently, we would require some additional space. The lower the funds we raise, the lower will be our ability to hire personnel and, as a result, our sole officer and director will have to be responsible for more aspects of our operations. This would likely limit our revenue potential since more time would be devoted to corporate and administrative matters rather than attracting customers for our consulting services and for selling software products. The result being the less funds we raise, the less likely are we to attain our business objectives.

     Immediately after the completion of our public offering, we intend to establish our offices with the purchase of the equipment required to begin our operations. This is expected to take approximately 1 to 3 months depending on the personnel that we hire. Within 120 to 150 days after the completion of our public offering, we expect our Website to be operational. Mr. Gagnon, our president, will be responsible for leading the development of our Website given his knowledge and experience in such matters. Most of the actual work related to the development and maintenance of our Website is expected to be performed by an outside firm. Expected costs for the development of our Website will be mostly related to outside professional fees. We anticipate allocating between $3,000 and $15,000 for the development of our Website. The degree of sophistication of our Website will depend on the funds we raise from our public offering. If only raise the minimum of $100,000 from our public offering, we expect to be able to develop a relatively crude Website that will only attend our minimal requirements. The more funds we raise, the more sophisticated will become our Website.

     Within 90 days after the completion of our public offering, we expect to finalize our marketing plans. In order of priority, our marketing efforts are expected to be directed toward the following activities: development, maintenance and promotion of our web site including arranging for web site listings; industry analyst relations - we expect that any costs incurred that are directly attributed to establishing relations with industry analysts would be related to travel and communication; publication and distribution of our marketing literature; advertising, which is expected to include direct mail and email promotion; attendance at appropriate industry trade shows, seminars, and conferences; and partnering with software suppliers - we expect that any costs incurred that are directly attributed to establishing such partnerships agreements would be related to travel and communication. Initially, we do not expect to utilize the services of a public relations entity although this will be reconsidered in the event that our internal marketing does not yield desired results. We anticipate allocating between $20,000 and $80,000 to marketing activities. In the event that we raise less than the maximum amount from our public offering, then the amount of funds allocated for marketing activity would be reduced down to $20,000 if we only raise the minimum amount. Less funds available for marketing activity could negatively affect our ability to generate software product sales and consulting revenue thus negatively affecting our ability to generate revenue.

     Within 3 to 6 months after the completion of our public offering, we anticipate generating initial revenues. Our president, Mr. Marc Gagnon will assume the development of our security consulting business. We expect that costs incurred for the purpose of security consulting services will be primarily related to purchase of required computer equipment, marketing and employee wages and benefits to security consulting personnel assuming such personnel is retained. As of the date of this report, the company has not been retained to provide consulting services. In the event that we raise less than the maximum amount from our public offering, then the amount of funds allocated for the purchase of equipment, marketing and employee wages would be reduced. Less funds available for the purchase of computer equipment, marketing and employee wages could negatively affect our ability to attract clientele who would utilize our consulting services thus reducing or eliminating potential revenue sources.

     Within 6 to 12 months after the completion of our public offering, we anticipate to be able to enter into agreements with software suppliers to resell to our clients a suite of products complementary to our consulting services. Our president, Mr. Marc Gagnon will assume the responsibility of concluding agreements with appropriate software suppliers. Costs incurred to potentially enter into agreements with third parties is expected to include communication and travel costs, as they relate to consummating agreements, and legal costs incurred for preparing and/or reviewing written agreements. In the event that we raise less than the maximum amount from our public offering, then the amount of funds allocated for legal, communication, and travel costs would have to be reduced. Less funds available for travel and/or legal costs could prevent us from concluding distribution agreements thus reducing or eliminating potential revenue sources.

     Since we are in the initial stages of developing our business, there is no assurance that there will be sufficient demand for our consulting services and/or our complementary software products. Our auditors have determined that we do not have sufficient working capital necessary to be successful and to service our debt. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are not successful at creating demand for our services, then it is not likely that we will generate sufficient revenues from our services and products to operate profitably. We expect to address the concerns raised by our auditor by: generating revenue through the provision of Internet monitoring and surveillance security consulting services and through software product sales. Initially, we anticipate that our primary income generator will be our consulting services. If we are not successful in creating demand for our consulting services, and if we are not successful in selling third-party software products, then we are not likely to generate any revenue.

     If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else that what is described above.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operation and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

     To become profitable and competitive, we have to locate customers and sell our products and services. We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on August 29, 2006 to July 31, 2008

     During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form S-1 registration statement. We also purchased the domain name “10-4corp.com”. Our loss since inception is $78,116 of which $17,633 is for general and administrative expenses and $60,483 is for audit, review, and accounting fees in connection with our public offering and this report. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations thirty days after we complete our public offering.

     Since inception, we have sold a total 30,000,000 shares of common stock to a former officer and director and to our sole current officer and director for $3,000.00. Our sole officer and director, Mr. Marc Gagnon has since then purchased the common shares of our co-founder, Mr. Jacques H. Denis, and is currently our sole shareholder.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     In August 2006, we issued 30,000,000 shares of common stock pursuant to the exemption contained in Reg. S of the Securities Act of 2007. This was accounted for as a sale of common stock.

     As of July 31, 2008, our total assets were $3,207, which is comprised entirely of cash and our total liabilities were $61,073 comprising of $27,106 owing to Marc Gagnon, our president and director for advancing $20,000 to The Law Office of Conrad Lysiak, P.S., our attorney for the incorporation of our company and the preparation of our Form S-1 registration statement; $15,253 to Manning Elliott LLP, our auditors for audit fee in connection with our public offering and this report; $3,794 to Lancaster David for bookkeeping; and, $15,000 to The Law Office of Conrad C. Lysiak, P.S. our attorney for the incorporation of our company and the preparation of our Form S-1 registration statement.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On July 11, 2008, the Securities and Exchange Commission declared our Form S-1 registration statement effective (File number 333-151693) permitting us to offer up to 4,000,000 units. Each unit consists of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at a price of $0.25 provided the same is exercised within two years from the date of this prospectus at an exercise price of $0.25 per share. The warrants are redeemable by us upon thirty (30) days written notice to you. If the warrants are not exercised when called by us or if the warrants are not redeemed by us, during the two year period from the effective date of this prospectus, they will expire and cannot be exercised thereafter. There is no underwriter involved in our public offering. As of the date of this report no units have been sold.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of September, 2008.

10-4 CORPORATION

BY:   MARC GAGNON
         Marc Gagnon, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer,
         Principal Accounting Officer and sole member of
         the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	S-1	7/03/08	3.1

3.2	Bylaws.	S-1	7/03/08	3.2

4.1	Specimen Stock Certificate.	S-1	7/03/08	4.1

4.2	Redeemable Warrant Certificate.	S-1	7/03/08	4.2

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Executive Officer and Chief Financial Officer.

99.1	Subscription Agreement.	S-1	7/03/08	99.1